Form 10-K/A
period 2002-12-31
CENTEX HOME EQUITY LOAN TRUST 2002-C
filed 2003-10-02
CIK 1180241

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K/A

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

                             AMENDMENT NUMBER 1 OF 1

CHEC FUNDING, LLC
Centex Home Equity Loan Trust 2002-C
Centex Home Equity Loan Asset-Backed Certificates, Series 2002-C
-----------------------------------------------------------------------

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Report, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 hereto.


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

                        Centex Home Equity Company, LLC, as Servicer of the Centex Home Equity Loan Trust 2002-C

                   By:
                        /s/ Jesse K. Bray
                        --------------------------------------
                   Name:    Jesse K. Bray
                   Title:   Executive Vice President/Chief Financial Officer

                   Date:    September 18, 2003

                          SARBANES-OXLEY CERTIFICATION


I, Jesse K. Bray, certify that:

     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Centex Home Equity Loan Trust 2002-C;

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

                 Date:  September 18, 2003

                                 EXHIBIT INDEX

Exhibit Description

99.1    Annual Independent Accountant's Servicing Report

99.2    Report of Management as to Compliance with Minimum Servicing Standards

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report

                                      -7-


Ernest & Young LLP
Dallas, Texas


                 Report on Management's Assertion on Compliance
               With Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors of
Centex Home Equity Company, LLC and Subsidiaries and
CTX Mortgage Funding, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Centex Home Equity Company, LLC and subsidiaries and CTX Mortgage Funding, LLC (collectively, the Companies) complied with the minimum servicing standands set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the period ended March 31, 2003. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Companies' compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Pubic Accountants and, accordingly, included examining, on a test basis, evidence about the Companies' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination on the Companies' compliance with specified requirements.

In our opinion, management's assertion, the Companies complied with the aforementioned requirements during the period ended March 31, 2003, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management and the Companies' private investors and is not intended to be and should not be used by anyone other than these specified parties.

Ernest & Young LLP

May 16, 2003

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards


                                      -9-


Centex Home Equity Corporation


           Management's Assertion on Compliance With Minimum Servicing
                           Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management


We, as members of management of Centex Home Equity Company, LLC and Subsidiaries and CTX Mortgage Funding, LLC (the Companies), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective interenal control over compliance with these standards. We have performed an evaluation of the Companies' compliance with the minimum servicing standards as set forth in the USAP as of March 31, 2003 and for the period then ended. Based on this evaluation, we assert that during the year ended March 31, 2003, the Companies complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Companies had in effect a fidelity bond in the amount of $40 million and an errors and omissions policy in the amount of $6 million.

/s/  Jay Bray
------------------------
Jay Bray
Executive Vice President,
Chief Financial Officer

/s/ Bryan Marshall
------------------------
Bryan Marshall
Senior Vice President, Finance

May 16, 2003